Form 10-K
period 2001-12-31
CWMBS INC CHL MORTGAGE PASS THROUGH TRUST 2001-12
filed 2002-03-29
CIK 1141715

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                    -----

                                   FORM 10-K

(Mark One)

         [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended:  December 31, 2001
                                     -----------------

                                      OR

         [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________ to ______

                     Commission file number: 333-51332-12
                                             ------------


             CWMBS, Inc., CHL Mortgage Pass-Through Trust 2001-12
              Mortgage Pass-Through Certificates, Series 2001-12
              --------------------------------------------------
            (Exact name of Registrant as specified in its charter)


        Delaware                                       95-4449516
-------------------------------            ------------------------------------
(State or other jurisdiction of            (IRS Employer Identification Number)
incorporation or organization)

c/o    The Bank of New York
       101 Barclay Street
       New York, New York                                 10286
----------------------------------------   ------------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (212) 815-2007
                                                     --------------
Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:  None
                                                             ----

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes X   No
                                                   --     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant: Not applicable
                                           --------------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 2001: Not applicable
                                           --------------

DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

                                     *      *      *


         This Annual Report on Form 10-K (the "Report") is filed with respect to the trust fund entitled CHL Mortgage Pass-Through Trust 2001-12 (the "Trust Fund") formed pursuant to the pooling and servicing agreement dated as of May 1, 2001 (the "Pooling and Servicing Agreement") among CWMBS, Inc., as depositor (the "Company"), Countrywide Home Loans, Inc., as seller and master servicer (the "Master Servicer"), and The Bank of New York, as trustee (the "Trustee"), for the issuance of CWMBS, Inc., Mortgage Pass-Through Certificates, Series 2001-12 (the "Certificates"). Certain information otherwise required to be included in this Report by the Instructions to Form 10-K has been omitted in reliance on the relief granted to the Company in CWMBS, Inc. (February 3, 1994) (the "Relief Letter").

                                    PART I


ITEM 1.    BUSINESS

           Not applicable.  See the Relief Letter.

ITEM 2.    PROPERTIES

           Not applicable.  See the Relief Letter.

ITEM 3.    LEGAL PROCEEDINGS

           There were no material pending legal proceedings relating to the Trust Fund to which any of the Trust Fund, the Trustee, the Master Servicer or the Company was a party or of which any of their respective properties was the subject during the fiscal year covered by this Report, nor is the Company aware of any such proceedings contemplated by governmental authorities.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matter was submitted to a vote of Certificateholders, and no Certificateholder consent was solicited during the fiscal year covered by this Report.

                                    PART II


ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

           (a) Market Information. There is no established public trading market for the Certificates.

           (b) Holders. As of December 31, 2001 there were less than 300 holders of record of the Certificates.

           (c) Dividends. Not applicable. See the Relief Letter. (Information as to distributions to Certificateholders is provided in the Registrant's monthly filings on Form 8-K.)

           (d)    Item 701 of Regulation S-K.  Not applicable.  See the
                  Relief Letter.

           (e) Rule 463 of the Securities Act of 1933. Not applicable. See the Relief Letter.

ITEM 6.    SELECTED FINANCIAL DATA

           Not applicable.  See the Relief Letter.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

           Not applicable.  See the Relief Letter.

ITEM 7A    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           Not applicable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           Not applicable.  See the Relief Letter.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

                                   PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           Not applicable.  See the Relief Letter.

ITEM 11.   EXECUTIVE COMPENSATION

           Not applicable.  See the Relief Letter.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           (a)    Not applicable.  See the Relief Letter.

           (b)    Not applicable.  See the Relief Letter.

           (c)    Not applicable.  See the Relief Letter.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           Not applicable.  See the Relief Letter.

                                    PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K

           (a)   (1)   Pursuant to the Pooling and Servicing Agreement, the
                       Master Servicer is required (i) to deliver an annual statement as to compliance with the provisions of the Pooling and Servicing Agreement and certain other matters (the "Annual Statement of the Master
                       Servicer") and (ii) to cause a firm of independent public accountants to deliver an annual report as to compliance with the servicing provisions of the Pooling and Servicing Agreement (the "Annual Report of the Firm of Accountants"). The Annual Statement of the
                       Master Servicer is attached as Exhibit 99.1 to this Report. The Annual Report of the Firm of Accountants is attached as Exhibit 99.2 to this Report.

                 (2)   Not applicable.

                 (3)   The required exhibits are as follows:

                                             Exhibit 3(i):  Copy of Company's
                       Certificate of Incorporation (Filed as an Exhibit to Registration Statement on Form S-3 (File No. 33-63714)).

                                             Exhibit 3(ii):  Copy of Company's
                       By-laws (Filed as an Exhibit to Registration Statement on Form S-3 (File No. 33-53614)).

                                             Exhibit 4:  Pooling and Servicing
                       Agreement (Filed as part of the Registrant's Current Report on Form 8-K filed on July 6, 2001).

                                             Exhibit 99.1:  Annual Statement of
                       the Master Servicer.

                                             Exhibit 99.2:  Annual Report of
                       the Firm of Accountants.

           (b) Current Reports on Form 8-K filed during the last quarter ending December 31, 2001:


           Date of Current Report                      Item Reported
           ----------------------                      -------------

           October 25, 2001                  Monthly report sent to
                                             certificateholders with the
                                             October 2001 distribution

           November 26, 2001                 Monthly report sent to
                                             certificateholders with the
                                             November 2001 distribution

           December 26, 2001                 Monthly report sent to
                                             certificateholders with the
                                             December 2001 distribution


           (c)   See subparagraph (a)(3) above.

           (d)   Not applicable.  See the Relief Letter.

         SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

         No such annual report, proxy statement, form of proxy or other soliciting material has been sent to Certificateholders. See the Relief Letter.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CWMBS, INC.,
                                         MORTGAGE PASS-THROUGH CERTIFICATES,
                                         SERIES 2001-12

                                         By:    The Bank of New York,
                                                as Trustee*


                                         By:    /s/ Courtney Bartholomew
                                                ---------------------------
                                                Name:  Courtney Bartholomew
                                                Title:  Vice President

                                         Date:  March 25, 2002








------------

* This Report is being filed by the Trustee on behalf of the Trust Fund. The Trust Fund does not have any officers or directors.

                                 EXHIBIT INDEX


                                                                   Sequential
Exhibit Document                                                  Page Number
----------------                                                  -----------

3(i)        Company's Certificate of Incorporation (Filed as an
            Exhibit to Registration Statement on Form S-3
            (File No. 33-63714))  *

3(ii) Company's By-laws (Filed as an Exhibit to Registration Statement on Form S-3 (File No. 33-63714)) *

4 Pooling and Servicing Agreement (Filed as part of the Company's Current Report on Form 8-K filed on July 6,
            2001) *

99.1        Annual Statement of the Master Servicer........................12

99.2        Annual Report of the Firm of Accountants.......................14













-----------------

*    Incorporated herein by reference.